Form 10KSB
period 1999-12-31
ROYAL BELLE CAPITAL CORP
filed 2000-03-17
CIK 1068146

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year ended: December 31, 1999

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

As of December 31, 1999, 2,000,000 shares of common stock were outstanding.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the period from the Company's inception on December 9, 1996 to December 31, 1999, the Company engaged in no significant operations other than the search for possible acquisition candidates. No revenues were received by the Company during the fiscal year other than a limited amount of interest income. The Company experienced a net loss of $(8,333) during the period ended December 31, 1999, which was primarily the result of the legal and accounting costs of compliance with the reporting requirements of the securities laws, and general and administrative expenses.

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

     As of December 31, 1999, the Company had no material commitments for capital expenditures.

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Officers of the Company are as follows:

          Name                Age         Positions and Offices Held
          ----                ---         --------------------------

     Joseph J. Peirce         56        President and Director

     Timothy J. Brasel        40        Secretary, Treasurer and Director

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

     J.J. PEIRCE. Mr. Peirce has served as the President and a Director of the Company since December 1996. He also serves as the President and a director of eight other companies which were formed at the same time and for the same purpose as the Company. These companies are Studio Capital Corp., Calneva Capital Corp., Zirconium Capital Corp., Copper Capital Corp., West Lake Capital Corp., Mercury Capital Corp., and Hightop Capital Corp., and Antares Capital Corp. For approximately the last 23 years Mr. Peirce has served as President and owner of Peirce Enterprises, Inc., which has been engaged in commercial real estate sales and which has provided consulting services in various areas including patents, product development and mergers and acquisitions.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 10, 2000, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

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

27          Financial Data Schedule        Filed herewith electronically

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                         INDEX TO FINANCIAL STATEMENTS

                           ROYAL BELLE CAPITAL CORP.
                         (A Development Stage Company)



                              FINANCIAL STATEMENTS

                                     with

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Report of Independent Certified Public Accountants                F-2

     Financial Statements:

          Balance Sheet                                           F-3

          Statements of Operations                                F-4

          Statement of Changes in  Stockholders'
           Equity                                                 F-5

          Statements of Cash Flows                                F-6

          Notes to Financial Statements                           F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Royal Belle Capital Corp.
Aurora, CO

We have audited the accompanying balance sheet of Royal Belle Capital Corp. (a development-stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and December 31, 1998 and for the period from December 5, 1996 (date of inception) through December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Royal Belle Capital Corp. (a development-stage company) as of December 31, 1999, and the results of its operations, changes in its stockholders' equity and its cash flows for the years ended December 31, 1999 and December 31, 1998 and for the period from December 5, 1996 (date of inception) through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has suffered recurring losses from operations and has minimal capital that raise substantial doubts about its ability to continue as a going concern.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                         Schumacher & Associates, Inc.
                         Certified Public Accountants
                         2525 Fifteenth Street, Suite 3H
                         Denver, CO 80211

February 7, 2000

                           ROYAL BELLE CAPITAL CORP.
                         (A Development Stage Company)

                                BALANCE SHEET
                              December 31, 1999

                                   ASSETS

Current Assets:
  Cash                                                $       654
                                                      -----------
       Total Current Assets                                   654

Organization costs, net of
 amortization                                               4,830
                                                      -----------

TOTAL ASSETS                                          $     5,484
                                                      ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                    $     1,550
                                                      -----------
       Total Current Liabilities                            1,550
                                                      -----------

TOTAL LIABILITIES                                           1,550
                                                      -----------

Stockholders' Equity:
  Preferred stock, no par value
   5,000,000 shares authorized,
   none issued and outstanding                                  -
  Common stock, no par value
   100,000,000 shares authorized,
   2,000,000 issued and outstanding                        12,050
  Additional Paid In Capital                                7,200
  Accumulated (Deficit)                                   (15,316)
                                                      -----------

TOTAL STOCKHOLDERS' EQUITY                                  3,934
                                                      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $     5,484
                                                      ===========




The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS

              For the Period from December 5, 1996 (date of inception)
                           through December 31, 1999

                                                                   For the
                                                                 Period from
                                                                 December 5,
                                                                1996 (date of
                                                                  inception)
                                      Year Ended    Year Ended     through
                                     December 31,  December 31,   December 31,
                                         1999         1998           1999
                                     ------------  ------------   ----------

Revenue                              $          -   $         -   $        -
                                     ------------   -----------   ----------

Expenses
   Advertising                                448             -          448
   Amortization                             1,610         1,610        3,220
   Legal and audit fees                     2,595         1,750        4,345
   Rent                                     1,200         1,200        2,400
   Professional fees                        2,400         2,400        4,800
   Other                                       80            23          103
                                     ------------   -----------   ----------
                                            8,333         6,983       15,316
                                     ------------   -----------   ----------

Net (Loss)                           $     (8,333)  $    (6,983)  $  (15,316)
                                     ------------   -----------   ----------

Per Share                            $        nil   $       nil   $     (.01)
                                     ============   ===========   ==========

Weighted Average Shares Outstanding     2,000,000     2,000,000    2,000,000
                                     ============   ===========   ==========











The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.
                         (A Development Stage Company)

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

        For the Period from December 5, 1996 (date of inception) through
                             December 31, 1999

                                                                     Additional
                         Preferred    Stock     Common      Stock     Paid-in    Accumulated
                         No./Shares   Amount   No./Shares   Amount    Capital     (Deficit)     Total
                         ----------   ------   ----------   ------   ----------  -----------   -------
Balance at December 5,
1996                              -   $    -           -   $     -    $     -    $      -      $     -

Common stock issued for
cash, at inception, at
$.00003 per share                 -        -   1,500,000        50          -           -           50
                          ---------   ------   ---------   -------    -------    --------      -------
Balance at December 31,
1996                              -        -   1,500,000        50          -           -           50

Net loss-year ended
December 31, 1997                 -        -           -         -         -            -            -
                          ---------   ------   ---------   -------   -------     ---------     --------
Balance at December 31,
1997                              -        -   1,500,000        50         -            -           50

Common stock issued for
cash at $.02 per share            -        -     500,000    12,000          -           -       12,000

Contributed capital -
services and facilities
provided by related
parties                           -        -           -         -     3,600            -        3,600

Net loss-year ended
December 31, 1998                 -        -           -         -         -       (6,983)      (6,983)
                          ---------   ------   ---------   -------   -------     ---------     --------
Balance at December 31,
1998                              -        -   2,000,000    12,050     3,600       (6,983)       8,667

Contributed capital -
services and facilities
provided by related
parties                           -        -           -         -     3,600            -        3,600

Net loss-year ended
December 31, 1999                 -        -           -         -         -       (8,333)      (8,333)
                          ---------   ------   ---------   -------   -------     ---------     --------
Balance at December 31,
 1999                             -   $    -   2,000,000   $12,050   $ 7,200     $(15,316)     $ 3,934
                          =========   ======   =========   =======   =======     =========     =======



The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

             For the Period from December 5, 1996 (date of inception)
                           through December 31, 1999
                                                                 For the
                                                               Period from
                                                                December 5,
                                                              1996 (date of
                                                                inception)
                                  Year Ended     Year Ended      through
                                  December 31,   December 31,   December 31,
                                     1999           1998           1999
                                  ----------     ----------     ----------
Operating Activities:
 Net (Loss)                       $   (8,333)    $   (6,983)    $  (15,316)
 Adjustment to reconcile net
  (loss) to net cash provided
  by operating activities:
   Amortization                        1,610          1,610          3,220
   Increase in accounts payable        1,550              -          1,550
                                  ----------     ----------     ----------
  Net Cash (Used in) Operating
   Activities                         (5,173)        (5,373)       (10,546)
                                  ----------     ----------     ----------
Cash Flows from Investing
 Activities                                -              -              -
                                  ----------     ----------     ----------
Cash Flows from Financing
 Activities:
   Organization costs incurred             -         (8,000)        (8,050)
   Increase in additional
    paid-in capital                    3,600          3,600          7,200
   Issuance of common stock                -         12,000         12,050
                                  ----------     ----------     ----------
Net Cash Provided by Financing
 Activities                            3,600          7,600         11,200
                                  ----------     ----------     ----------

Increase (decrease) in Cash           (1,573)         2,227            654

Cash, Beginning of Period              2,227              -              -
                                  ----------     ----------     ----------

Cash, End of Period               $      654     $    2,227     $      654
                                  ==========     ==========     ==========

Interest Paid                     $        -     $        -     $        -
                                  ==========     ==========     ==========

Income Taxes Paid                 $        -     $        -     $        -
                                  ==========     ==========     ==========


The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                              December 31, 1999


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

     (a)  Description of Business

          The Company was organized on December 5, 1996 for the purpose of engaging in any lawful business but it is management's plan to seek a business combination. The Company is a development-stage company since planned principal operations have not commenced. The Company has selected December 31 as its year end.

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

     (c)  Organization Costs

          Costs incurred to organize the Company will be amortized on a straight-line basis over a sixty month period.

     (d)  Income Taxes

          As of December 31, 1999, the Company had net operating losses available for carryover to future years of approximately $15,300, expiring in various years through 2019. Utilization of these carryovers may be limited if there is a change in control of the Company. As of December 31, 1999, the Company has total deferred tax assets of approximately $3,060 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $3,060. Thus, no tax assets have been recorded in the financial statements as of December 31, 1999.

                           ROYAL BELLE CAPITAL CORP.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999


(1)  Summary of Accounting Policies, Continued

     (e)  Basis of Presentation - Going Concern

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has minimal capital. Management is attempting to raise additional capital.

          In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

          Management is in the process of attempting to raise additional capital and reduce operating expenses. Management believes that its ability to raise additional capital and reduce operating expenses provide an opportunity for the Company to continue as a going concern.

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

                                 ROYAL BELLE CAPITAL CORP.


Dated:  March 17, 2000          By: /s/ Joseph J. Peirce
                                    Joseph J. Peirce, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                     TITLE                    DATE


/s/ Joseph J. Peirce          President and Director     March 17, 2000
Joseph J. Peirce



/s/ Timothy J. Brasel         Secretary, Treasurer       March 17, 2000
Timothy J. Brasel             and Director