Form 10QSB
period 2000-09-30
ROYAL BELLE CAPITAL CORP
filed 2000-11-17
CIK 1068146

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-QSB





            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended September 30, 2000


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

                            Yes X             No___


As of September 30, 2000, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                     INDEX



                                                                        Page
                                                                       Number

Part I.     Financial Information

   Item I.   Financial Statements

             Review Report of Independent Certified
             Public Accountant                                           3

             Balance Sheets as of September 30, 2000
             and December 31, 1999                                       4

             Statements of Operations, Three Months
             Ended September 30, 2000 and 1999                           5

             Statements of Operations, Nine Months
             Ended September 30, 2000 and 1999                           6

             Statements of Cash Flows, Nine Months
             Ended September 30, 2000 and 1999                           7

             Notes to Financial Statements                               8

   Item 2.   Management's Discussion and Analysis of
             Financial Conditions and Results of
             Operations                                                  9

Part II.  Other Information                                             10

REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Royal Belle Capital Corp.
Greenwood Village, CO

We have reviewed the accompanying balance sheet of Royal Belle Capital Corp. as of September 30, 2000, and the related statements of operations and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Royal Belle Capital Corp.

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



                             /s/ Schumacher & Associates

                             Schumacher & Associates, Inc.
                             Certified Public Accountants
                             2525 Fifteenth Street, Suite 3H
                             Denver, Colorado 80211
November 8, 2000

                          ROYAL BELLE CAPITAL CORP.

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                              September 30     December 31
                                                   2000           1999
                                              ------------     -----------

Current Assets
 Cash                                         $       580      $      654
                                              -----------      ----------
  Total Current Assets                                580             654

Organization costs, net of amortization             3,623           4,830
                                              -----------      ----------

  Total Assets                                $     4,203      $    5,484
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                               4,699           1,550
     Advances payable, related parties                523               -
                                              -----------      ----------
  Total Current Liabilities                         5,222           1,550
                                              -----------      ----------

Stockholders' (Deficit):
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     2,000,000 shares issued and
     outstanding                                   12,050          12,050
Additional paid-in capital                          9,900           7,200
Accumulated deficit                               (22,969)        (15,316)
                                              -----------      ----------
Total Stockholders' (Deficit)                      (1,019)          3,934
                                              -----------      ----------

Total Liabilities and Stockholders'
 (Deficit)                                    $     4,203      $    5,484
                                              ===========      ==========






The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                    Three Months Ended
                                              September 30,      September 30,
                                                 2000                 1999

Revenues                                      $          -        $         -
                                              ------------        -----------

Operating Expenses:
     Amortization                                      402                403
     Professional fees                               1,310              1,206
     Rent                                              300                300
     Other                                              25                 24
                                              ------------        -----------
       Total Operating Expenses                      2,037              1,933
                                              ------------        -----------

Net Loss                                      $     (2,037)       $    (1,933)
                                              ------------        -----------

Per Share                                     $        nil        $       nil
                                              ============        ===========

Weighted Average Number of Shares Outstanding    2,000,000          2,000,000
                                              ============        ===========



























The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                     Nine Months Ended
                                              September 30,      September 30,
                                                  2000               1999

Revenues                                      $          -        $         -
                                              ------------        -----------

Operating Expenses:
     Amortization                                    1,208              1,208
     Professional fees                               5,472              4,082
     Rent                                              900                900
     Advertising                                         -                448
     Other                                              73                 56
                                              ------------        -----------
       Total Operating Expenses                      7,653              6,694
                                              ------------        -----------

Net Loss                                      $     (7,653)       $    (6,694)
                                              ------------        -----------

Per Share                                     $        nil        $       nil
                                              ============        ===========

Weighted Average Number of Shares Outstanding    2,000,000          2,000,000
                                              ============        ===========



























The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                   Nine Months Ended
                                             September 30,     September 30,
                                                2000               1999

Cash Flows from Operating Activities:
     Net (loss)                             $     (7,653)      $     (6,694)
     Amortization                                  1,208              1,208
     Increase in accounts payable                  3,148              1,237
                                            ------------       ------------

  Net Cash (Used in) Operating Activities         (3,297)            (4,249)
                                            ------------       ------------


Cash Flows from Investing Activities                   -                  -
                                            ------------       ------------

Cash Flows from Financing Activities:
     Advances from related parties                   523                  -
     Increase in additional paid-in capital        2,700              2,700
                                            ------------       ------------

  Net Cash Provided by Financing Activities        3,223              2,700
                                            ------------       ------------

(Decrease) in Cash                                   (74)            (1,549)

Cash, Beginning of Period                            654              2,227
                                            ------------       ------------

Cash, End of Period                         $        580       $        678
                                            ============       ============

Interest Paid                               $          -       $          -
                                            ============       ============

Income Taxes Paid                           $          -       $          -
                                            ============       ============













The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.

                        NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000 (Unaudited)


(1)   Condensed Financial Statements

The financial statements included herein have been prepared by Royal Belle Capital Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Royal Belle Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Royal Belle Capital Corp. later in the year.

The management of Royal Belle Capital Corp. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)  Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

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

The Company generated no revenues during the quarter ended September 30, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2000, the Company had no material commitments for capital expenditures.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     27   Financial Data Schedule    Filed herewith electronically

     (b)  Reports on Form 8-K.

          None.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ROYAL BELLE CAPITAL CORP.



Date: November 8, 2000              By:/s/ Joseph J. Peirce
                                      Joseph J. Peirce, President