Form 10KSB
period 2000-12-31
ROYAL BELLE CAPITAL CORP
filed 2001-03-29
CIK 1068146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year ended: December 31, 2000

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

As of December 31, 2000, 2,000,000 shares of common stock were outstanding.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. No public market for any securities of the Company has developed, and no firm has undertaken to make a market in the Company's securities.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's no par value common stock at March 10, 2000, was approximately 8.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the period from the Company's inception on December 9, 1996 to December 31, 2000, the Company engaged in no significant operations other than the search for possible acquisition candidates. No revenues were received by the Company during the fiscal year. The Company experienced a net loss of $(9,747) during the year ended December 31, 2000, which was primarily the result of the legal and accounting costs of compliance with the reporting requirements of the securities laws, and general and administrative expenses.

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

     As of December 31, 2000, the Company had no material commitments for capital expenditures.

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Officers of the Company are as follows:

          Name                Age         Positions and Offices Held
          ----                ---         --------------------------

     Joseph J. Peirce         57        President and Director

     Timothy J. Brasel        42        Secretary, Treasurer and Director

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

     J.J. PEIRCE. Mr. Peirce has served as the President and a Director of the Company since December 1996. He also serves as the President and a director of six other companies which were formed at the same time and for the same purpose as the Company. These companies are Studio Capital Corp., Calneva Capital Corp., Zirconium Capital Corp., West Lake Capital Corp., and Hightop Capital Corp., and Antares Capital Corp. For approximately the last 23 years Mr. Peirce has served as President and owner of Peirce Enterprises, Inc., which has been engaged in commercial real estate sales and which has provided consulting services in various areas including patents, product development and mergers and acquisitions.

     TIMOTHY J. BRASEL. Mr. Brasel has served as Secretary, Treasurer and a Director of the Company since December 1996. He serves as a Director of a publicly-held shell named Beechport Capital Corp. He also serves as a director of seven other companies which were formed in December 1996 for the same purpose as the Company. These companies are Aspen Capital Corp., Studio Capital Corp., Calneva Capital Corp., Zirconium Capital Corp., West Lake Capital Corp., Hightop Capital Corp., and Antares Capital Corp. From December 1996 until September 1998, he served as President and a Director of Cypress Capital, Inc., which completed an acquisition of Terra Telecommunications, Inc. during September 1998. From September 1995 until January 1999, he served as President and a Director of High Hopes, Inc. which completed an acquisition of certain technology from Sanga e-Health LLC during January 1999. From May 1995 until August 1997, Mr. Brasel served as President and a director of Universal Capital Corp., which completed an acquisition of Remarc International Inc. during August 1997. From February 1996 until February 1997, Mr. Brasel served as President and a director of Capital 2000, Inc. which completed an acquisition of United Shields Corporation in February 1997. From July 1996 until December 1997, Mr. Brasel served as President and a director of Mahogany Capital, Inc. which completed an acquisition of Pontotoc Production Company, Inc. during December 1997. From July 1996 until May 1998, Mr. Brasel served as President and a director of Walnut Capital, Inc., which completed a merger with Links Ltd. during May 1998. From March 1990 until September 1994, Mr. Brasel served as President, Secretary, Treasurer and a Director of Prentice Capital, Inc., a publicly-held blank-check company which completed an acquisition of Universal Footcare, Inc. From March 1990 until August 1993, Mr. Brasel was President, Secretary and a Director of Brasel Ventures, Inc., a publicly-held blank-check company, which completed an acquisition of American Pharmaceutical Company. Since January 1987, Mr. Brasel has been President and a Director of Bleu Ridge Consultants, Inc., a business and management consulting firm located in Denver, Colorado. Mr. Brasel received a Bachelor of Science Degree in Business Administration from Morningside College, Sioux City, Iowa in 1980.

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

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                        INDEX TO FINANCIAL STATEMENTS

                          ROYAL BELLE CAPITAL CORP.
                        (A Development Stage Company)


                            FINANCIAL STATEMENTS

                                     with

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



     Report of Independent Certified Public Accountants          F-2

     Financial Statements:

          Balance Sheet                                          F-3

          Statements of Operations                               F-4

          Statement of Changes in  Stockholders'
           (deficit)                                             F-5

          Statements of Cash Flows                               F-6

          Notes to Financial Statements                          F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Royal Belle Capital Corp.
Aurora, CO

We have audited the accompanying balance sheet of Royal Belle Capital Corp. (a development-stage company) as of December 31, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2000 and December 31, 1999 and for the period from December 5, 1996 (date of inception) through December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Royal Belle Capital Corp. (a development-stage company) as of December 31, 2000, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the years ended December 31, 2000 and December 31, 1999 and for the period from December 5, 1996 (date of inception) through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                         /s/ Schumacher & Associates, Inc.

                         Schumacher & Associates, Inc.
                         Certified Public Accountants
                         2525 Fifteenth Street, Suite 3H
                         Denver, CO 80211

March 16, 2001

                           ROYAL BELLE CAPITAL CORP.
                        (A Development Stage Company)


                                BALANCE SHEET
                              December 31, 2000

                                  ASSETS

Current Assets:
  Cash                                                         $       556
                                                               -----------
     Total Current Assets                                              556

Organization costs, net of
  amortization                                                       3,220
                                                               -----------

TOTAL ASSETS                                                   $     3,776
                                                               ===========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                             $     5,466
  Advances payable, related party                                      523
                                                               -----------
     Total Current Liabilities                                       5,989
                                                               -----------
TOTAL LIABILITIES                                                    5,989
                                                               -----------

Stockholders' (Deficit):
  Preferred stock, no par value
   5,000,000 shares authorized,
   none issued and outstanding                                           -
  Common stock, no par value
   100,000,000 shares authorized,
   2,000,000 issued and outstanding                                 12,050
  Additional Paid In Capital                                        10,800
  Accumulated (Deficit)                                            (25,063)
                                                               -----------

TOTAL STOCKHOLDERS' (DEFICIT)                                       (2,213)
                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                  $     3,776
                                                               ===========




The accompanying notes are an integral part of the financial statements.

                          ROYAL BELLE CAPITAL CORP.
                        (A Development Stage Company)

                          STATEMENTS OF OPERATIONS

            For the Period from December 5, 1996 (date of inception)
                          through December 31, 2000


                                                                   For the
                                                                 Period from
                                                                  December 5,
                                                                 1996 (date of
                                                                  inception)
                                   Year Ended      Year Ended      through
                                   December 31,    December 31,  December 31,
                                      2000            1999           2000
                                   -----------     -----------   ------------

Revenue                            $         -     $         -   $         -
                                   -----------     -----------   -----------

Expenses
  Advertising                                -             448           448
  Amortization                           1,610           1,610         4,830
  Legal and audit fees                   4,439           2,595         8,784
  Rent                                   1,200           1,200         3,600
  Professional fees                      2,400           2,400         7,200
  Other                                     98              80           201
                                   -----------     -----------   -----------
                                         9,747           8,333        25,063
                                   -----------     -----------   -----------


Net (Loss)                         $    (9,747)    $    (8,333)  $   (25,063)
                                   -----------     -----------   -----------

Per Share                          $       nil     $       nil   $      (.01)
                                   ===========     ===========   ===========

Weighted Average Shares
 Outstanding                         2,000,000       2,000,000     2,000,000
                                   ===========     ===========   ===========











The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.
                         (A Development Stage Company)

                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

             For the Period from December 5, 1996 (date of inception)
                           through December 31, 2000

                                                                      Additional
                           Preferred    Stock      Common     Stock    Paid-in    Accumulated
                           No./Shares   Amount   No./Shares   Amount   Capital      Deficit     Total
                           ----------   ------   ----------   ------  ----------  -----------   ------
Balance at December 5,
1996                                -   $    -            -   $    -  $        -  $         -   $    -

Common stock issued for
cash, at inception, at
$.00003 per share                   -        -    1,500,000       50           -            -       50
                           ----------   ------   ----------   ------  ----------  -----------   ------

Balance at December 31,
1996                                -        -    1,500,000       50           -            -       50

Net loss-year ended
December 31, 1997                   -        -            -        -           -            -        -
                           ----------   ------   ----------   ------  ----------  -----------   ------

Balance at December 31,
1997                                -        -    1,500,000       50           -            -       50

Common stock issued for
cash at $.02 per share              -        -      500,000   12,000           -            -   12,000

Contributed capital -
Services and facilities
provided by related
parties                             -        -            -        -       3,600            -    3,600

Net loss-year ended
December 31, 1998                   -        -            -        -           -       (6,983)  (6,983)
                           ----------   ------   ----------   ------  ----------  -----------   ------

Balance at December 31,
1998                                -        -    2,000,000   12,050       3,600       (6,983)   8,667

Contributed capital -
Services and facilities
provided by related
parties                             -        -            -        -       3,600            -    3,600

Net loss-year ended
December 31, 1999                   -        -            -        -           -       (8,333)  (8,333)
                           ----------   ------   ----------   ------  ----------  -----------   ------

Balance at December 31,
1999                                -        -    2,000,000   12,050       7,200      (15,316)   3,934

Contributed capital -
Services and facilities
provided by related
parties                             -        -            -        -       3,600            -    3,600

Net loss-year ended
December 31, 2000                   -        -            -        -           -       (9,747)  (9,747)
                           ----------   ------   ----------   ------  ----------  -----------   ------

Balance at December 31,
2000                                -   $    -    2,000,000  $12,050  $   10,800  $   (25,063) $(2,213)
                           ==========   ======   ==========  =======  ==========  ===========  =======


The accompanying notes are an integral part of the financial statements.

                            ROYAL BELLE CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

              For the Period from December 5, 1996 (date of inception)
                             through December 31, 2000

                                                                   For the
                                                                 Period from
                                                                 December 5,
                                                                 1996 (date of
                                                                  inception)
                                   Year Ended      Year Ended      through
                                   December 31,    December 31,   December 31,
                                      2000            1999           2000
                                   -----------     -----------   ------------
Operating Activities:
 Net (Loss)                        $   (9,747)     $    (8,333)  $   (25,063)
 Adjustment to reconcile net
  (loss) to net cash provided
  by operating activities:
   Amortization                         1,610            1,610         4,830
   Increase in accounts payable         3,916            1,550         5,466
                                   -----------     -----------   -----------
  Net Cash (Used in) Operating
   Activities                          (4,221)          (5,173)      (14,767)
                                   -----------     -----------   -----------
Cash Flows from Investing
 Activities                                  -               -             -
                                   -----------     -----------   -----------

Cash Flows from Financing
 Activities:
   Organization costs incurred               -               -        (8,050)
   Increase in additional
    paid-in capital                      3,600           3,600        10,800
   Advances from related parties           523               -           523
   Issuance of common stock                  -               -        12,050
                                   -----------     -----------   -----------
Net Cash Provided by Financing
 Activities                              4,123           3,600        15,323
                                   -----------     -----------   -----------
Increase (decrease) in Cash                (98)         (1,573)          556

Cash, Beginning of Period                  654           2,227             -
                                   -----------     -----------   -----------
Cash, End of Period                $       556     $       654   $       556
                                   ===========     ===========   ===========

Interest Paid                      $         -     $         -   $         -
                                   ===========     ===========   ===========

Income Taxes Paid                  $         -     $         -   $         -
                                   ===========     ===========   ===========

The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.

                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000

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

     (d)  Income Taxes

          As of December 31, 2000, the Company had net operating losses available for carryover to future years of approximately $25,000, expiring in various years through 2020. Utilization of these carryovers may be limited if there is a change in control of the Company. As of December 31, 2000, the Company has total deferred tax assets of approximately $5,000 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $5,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 2000.

                           ROYAL BELLE CAPITAL CORP.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                              December 31, 2000

(1)  Summary of Accounting Policies, Continued

     (e)  Basis of Presentation - Going Concern

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency that raise substantial doubts about its ability to continue as a going concern.

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

(2)  Common Stock Issued

     During the period ended December 31, 1996 the Company issued 1,000,000 restricted shares of common stock for $50 cash. On April 1, 1998, the Company issued 500,000 restricted shares of common stock for $12,000 cash.

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

                                 ROYAL BELLE CAPITAL CORP.


Dated:  March 28, 2001          By: /s/ Joseph J. Peirce
                                    Joseph J. Peirce, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                       TITLE                  DATE


/s/ Joseph J. Peirce          President and Director     March 28, 2001
Joseph J. Peirce



/s/ Timothy J. Brasel         Secretary, Treasurer       March 28, 2001
Timothy J. Brasel             and Director