Form 10QSB
period 2001-03-31
ROYAL BELLE CAPITAL CORP
filed 2001-05-21
CIK 1068146

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                               FORM 10-QSB




           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended March 31, 2001


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

                            Yes X             No___

As of March 31, 2001, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                     INDEX
                                                                       Page
                                                                      Number

Part I.    Financial Information

     Item I.  Financial Statements

              Review Report of Independent Certified
              Public Accountant                                          2

              Balance Sheets as of March 31, 2001
              and December 31, 2000                                      3

              Statements of Operations, Three Months
              Ended March 31, 2001 and 2000                              4

              Statements of Cash Flows, Three Months
              Ended March 31, 2001 and 2000                              5

              Notes to Financial Statements                              6

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                                 7

Part II.  Other Information                                              8

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
Royal Belle Capital Corp.
Greenwood Village, CO

We have reviewed the accompanying balance sheet of Royal Belle Capital Corp. as of March 31, 2001, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Royal Belle Capital Corp.

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


                                 /s/ Schumacher & Associates, Inc.

                                 Schumacher & Associates, Inc.
                                 Certified Public Accountants
                                 2525 Fifteenth Street, Suite 3H
                                 Denver, Colorado 80211



May 18, 2001

                           ROYAL BELLE CAPITAL CORP.

                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                                March 31       December 31
                                                  2001           2000
                                              ------------     -----------

Current Assets
 Cash                                         $       531      $      556
                                              -----------      ----------
  Total Current Assets                                531             556

Organization costs, net of amortization             2,818           3,220
                                              -----------      ----------

  Total Assets                                $     3,349      $    3,776
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                               1,884           5,466
     Advances payable, related parties              6,067             523
                                              -----------      ----------
  Total Current Liabilities                         7,951           5,989
                                              -----------      ----------

Stockholders' Equity:
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     2,000,000 shares issued and
     outstanding                                   12,050          12,050
Additional paid-in capital                         11,700          10,800
Accumulated deficit                               (28,352)        (25,063)
                                              -----------      ----------
Total Stockholders' Equity                         (4,602)         (2,213)
                                              -----------      ----------

Total Liabilities and Stockholders' Equity    $     3,349      $    3,776
                                              ===========      ==========


The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                 Three Months Ended
                                           March 31, 2001   March 31, 2000
                                           --------------   --------------

Revenues                                   $          -     $         -
                                           ------------     -----------

Operating Expenses:
     Amortization                                   402             403
     Professional fees                            2,562           2,531
     Rent                                           300             300
     Advertising                                      -               -
     Other                                           25              24
                                           ------------     -----------
       Total Operating Expenses                   3,289           3,258
                                           ------------     -----------

Net Loss                                   $     (3,289)    $    (3,258)
                                           ------------     -----------

Per Share                                  $        nil     $       nil
                                           ============     ===========

Weighted Average Number of Shares
 Outstanding                                  2,000,000       2,000,000
                                           ============     ===========























The accompanying notes are an integral part of the financial statements.

                            ROYAL BELLE CAPITAL CORP.

                             STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                 Three Months Ended
                                           March 31, 2001     March 31, 2000
                                           --------------     --------------



Cash Flows from Operating Activities:
  Net (loss)                                $     (3,289)      $     (3,258)
  Amortization                                       402                403
  Increase (decrease) in accounts
    payable                                       (3,582)             1,408
                                            ------------       ------------

     Net Cash (Used in) Operating
      Activities                                  (6,469)            (1,447)
                                            ------------       ------------


Cash Flows from Investing Activities                   -                  -
                                            ------------       ------------

Cash Flows from Financing Activities:
  Advances from related parties                    5,544                523
  Increase in additional paid-in capital             900                900
                                            ------------       ------------

     Net Cash Provided by Financing
      Activities                                   6,444              1,423
                                            ------------       ------------

(Decrease) in Cash                                   (25)               (24)

Cash, Beginning of Period                            556                654
                                            ------------       ------------

Cash, End of Period                         $        531       $        630
                                            ============       ============

Interest Paid                               $          -       $          -
                                            ============       ============

Income Taxes Paid                           $          -       $          -
                                            ============       ============







The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.

                        NOTES TO FINANCIAL STATEMENTS
                       March 31, 2001 (Unaudited)


(1)   Condensed Financial Statements

The financial statements included herein have been prepared by Royal Belle Capital Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Royal Belle Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2000 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Royal Belle Capital Corp. later in the year.

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

The Company generated no revenues during the quarter ended March 31, 2001, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2001, the Company had no material commitments for capital expenditures.

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


                                   ROYAL BELLE CAPITAL CORP.



Date: May 18, 2001                 By:/s/ Joseph J. Peirce
                                      Joseph J. Peirce, President