Form 10QSB
period 2001-09-30
ROYAL BELLE CAPITAL CORP
filed 2001-11-14
CIK 1068146

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended September 30, 2001


                       Commission File Number: 0-23857


                          Royal Belle Capital Corp.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Colorado
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

                            Yes X             No___


As of September 30, 2001, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X



                                    INDEX

                                                               Page
                                                              Number

Part I.  Financial Information

     Item I.   Financial Statements

               Review Report of Independent Certified
                 Public Accountant                              3

               Balance Sheets as of September 30, 2001
                 and December 31, 2000                          4

               Statements of Operations, Three Months
                 Ended September 30, 2001 and 2000              5

               Statements of Operations, Nine Months
                 Ended September 30, 2001 and 2000              6

               Statements of Cash Flows, Nine Months
                 Ended September 30, 2001 and 2000              7

               Notes to Financial Statements                    8

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                       9

Part II.  Other Information                                    10

Signatures                                                     11

REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Royal Belle Capital Corp.
Greenwood Village, CO

We have reviewed the accompanying balance sheet of Royal Belle Capital Corp. as of September 30, 2001, and the related statements of operations and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Royal Belle Capital Corp.

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


/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

November 13, 2001

                         ROYAL BELLE CAPITAL CORP.

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                              September 30     December 31
                                                   2001            2000
                                              ------------     -----------

Current Assets
 Cash                                         $       453      $      556
                                              -----------      ----------
  Total Current Assets                                453             556

Organization costs, net of amortization             2,012           3,220
                                              -----------      ----------

  Total Assets                                $     2,465      $    3,776
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                               3,408           5,466
     Advances payable, related parties              6,067             523
                                              -----------      ----------
  Total Current Liabilities                         9,475           5,989
                                              -----------      ----------

Stockholders' (Deficit):
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     2,000,000 shares issued and
     outstanding                                   12,050          12,050
Additional paid-in capital                         13,500          10,800
Accumulated deficit                               (32,560)        (25,063)
                                              -----------      ----------
Total Stockholders' (Deficit)                      (7,010)         (2,213)
                                              -----------      ----------

Total Liabilities and Stockholders' (Deficit) $     2,465      $    3,776
                                              ===========      ==========







The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                   Three Months Ended
                                             September 30,      September 30,
                                                 2001               2000
                                             -------------      -------------


Revenues                                      $          -       $         -
                                              ------------       -----------

Operating Expenses:
     Amortization                                      402               402
     Professional fees                               1,565             1,310
     Rent                                              300               300
     Other                                              40                25
                                              ------------       -----------
       Total Operating Expenses                      2,307             2,037
                                              ------------       -----------

Net Loss                                      $     (2,307)      $    (2,037)
                                              ------------       -----------

Per Share                                     $        nil       $       nil
                                              ============       ===========

Weighted Average Number of Shares
  Outstanding                                    2,000,000         2,000,000
                                              ============       ===========























The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                    Nine Months Ended
                                             September 30,      September 30,
                                                2001                2000
                                             -------------      -------------

Revenues                                     $          -       $         -
                                             ------------       -----------

Operating Expenses:
     Amortization                                   1,208             1,208
     Professional fees                              5,286             5,472
     Rent                                             900               900
     Other                                            103                73
                                             ------------       -----------
       Total Operating Expenses                     7,497             7,653
                                             ------------       -----------

Net Loss                                     $     (7,497)      $    (7,653)
                                             ------------       -----------

Per Share                                    $        nil       $       nil
                                             ============       ===========

Weighted Average Number of Shares
  Outstanding                                   2,000,000         2,000,000
                                             ============        ===========
























The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                   Nine Months Ended
                                             September 30,    September 30,
                                                 2001             2000
                                             -------------    -------------
Cash Flows from Operating Activities:
     Net (loss)                              $     (7,497)    $     (7,653)

     Amortization                                   1,208            1,208
     Increase (decrease) in accounts
      payable                                      (2,057)           3,148
                                             ------------     ------------

  Net Cash (Used in) Operating Activities          (8,346)          (3,297)
                                             ------------     ------------


Cash Flows from Investing Activities                 -                -
                                             ------------     ------------

Cash Flows from Financing Activities:
     Advances from related parties                  5,543              523
     Increase in additional paid-in capital         2,700            2,700
                                             ------------     ------------

  Net Cash Provided by Financing Activities         8,243            3,223
                                             ------------     ------------

(Decrease) in Cash                                   (103)             (74)

Cash, Beginning of Period                             556              654
                                             ------------     ------------

Cash, End of Period                          $        453     $        580
                                             ============     ============

Interest Paid                                $          -     $          -
                                             ============     ============

Income Taxes Paid                            $          -     $          -
                                             ============     ============










The accompanying notes are an integral part of the financial statements.

                           ROYAL BELLE CAPITAL CORP.

                        NOTES TO FINANCIAL STATEMENTS
                          September 30, 2001 (Unaudited)


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

The Company generated no revenues during the quarter ended September 30, 2001, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2001, the Company had no material commitments for capital expenditures.

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


                                       ROYAL BELLE CAPITAL CORP.



Date: November 14, 2001                By:/s/ Joseph J. Peirce
                                          Joseph J. Peirce, President